Form 10-K
period 2003-12-31
BANK OF AMERICA MORTGAGE SEC INC MOR PS THR CER SER 2002-8
filed 2004-03-31
CIK 1182502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2003

    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission File Number:  333-97547-02

      BANK OF AMERICA MORTGAGE SECURITIES, INC.
      MORTGAGE PASS-THROUGH CERTIFICATES
      Series 2002-8

     (Exact name of registrant as specified in its charter)

                                                61-1430146
 New York                                       61-1430147
(State or other jurisdiction of                 (I.R.S. Employer-
incorporation or organization)                  Identification No.)

 c/o Bank of America, N.A., as Servicer
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

       Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes        No  X

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

       Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

       Not applicable.

                                Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

                                     PART I

Item 1.  Business.

          Omitted.

Item 2.  Properties.

          Not applicable.

Item 3.  Legal Proceedings.

          The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.


          None.

                                     PART II


Item 5.  Market for registrant's Common Equity and Related Stockholder
         Matters.


          Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:

           Class 1-A-2                       1
           Class 1-A-3                       1
           Class 1-A-5                       1
           Class 1-A-6                       1
           Class 1-A-7                       1
           Class 1-A-8                       1
           Class 1-A-9                       1
           Class 1-A-37                      1
           Class 1-A-39                      1
           Class 1-A-WIO                     1
           Class 2-A-1                       1
           Class 2-A-WIO                     1
           Class 3-A-1                       1
           Class 3-A-2                       1
           Class 3-A-3                       1
           Class 3-A-4                       1
           Class 3-A-5                       1
           Class 3-A-6                       1
           Class 3-A-WIO                     1
           Class 1-A-PO                      1
           Class 1-B-1                       1
           Class 1-B-2                       1
           Class 1-B-3                       1
           Class 1-B-4                       1
           Class 1-B-5                       1
           Class 1-B-6                       1
           Class 2-B-1                       1
           Class 2-B-2                       1
           Class 2-B-3                       1
           Class 2-B-4                       1
           Class 2-B-5                       1
           Class 2-B-6                       1
           Class 3-B-1                       1
           Class 3-B-2                       1
           Class 3-B-3                       1
           Class 3-B-4                       1
           Class 3-B-5                       1
           Class 3-B-6                       1

           Total:                           38


Item 6.  Selected Financial Data.

          Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data.

          Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          No applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

          Not applicable.

Item 11. Executive Compensation.

          Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Not applicable.

Item 13. Certain Relationships and Related Transactions.

          Not applicable.

Item 14. Principal Accounting Fees and Services

          Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Exhibits

                Not Applicable

            (b) Monthly distribution date statements were filed as exhibits to
                Form 8-K on October 3, 2003, November 5, 2003 and December 3, 2003.

            (c) 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form
                8-K on July 16, 2003).

                31.1  Rule 13a-14(a)/15d-14(a) Certification.

                99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

                99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

            (d) Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

  BANK OF AMERICA MORTGAGE SECURITIES, INC.
  MORTGAGE PASS-THROUGH CERTIFICATES
  Series 2002-8
  (Registrant)

Signed:  Bank of America, N.A., as Servicer

By:   Judy V. Lowman, Officer

By: /s/  Judy V. Lowman, Officer

Dated: March  3, 2004

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

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 16, 2003).

31.1  Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.